Form 10-Q
period 2008-03-31
Z-II, Inc.
filed 2008-05-15
CIK 1423818

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

 Commission File No. 000-53014

Z-II, INC.

 (Exact Name of Registrant as specified in its charter)

Delaware	26-0612552
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

244 East 32nd St. Suite B, New York, NY 10016

 (Address of principal executive offices)

(212) 576-1515

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Outstanding at May 12, 2008
CLASS A Common stock $.01 Par Value	0
CLASS B Common stock $.01 Par Value	40,000

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

Z-II, Inc.
A Development Stage Company
Balance Sheets

	March 31,
	2008	June 30,
	(Unaudited)	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$560,041	-

TOTAL CURRENT ASSETS, representing total assets	$560,041	$-

LIABILITIES & EQUITY

Liabilities
Current Liabilities

Amounts Due for Expenses Paid on Behalf of the Company by Officer/Stockholder	$8,988	$13,534
Interest Payable on Notes Payable to Officers/Stockholders	15,611	-
Total Current Liabilities	24,599	13,534

Long Term Liabilities
Notes payable to officers/stockholders	580,000	-

Total Liabilities	604,599	13,534

Stockholders' Deficit

Preferred Stock $.01 par value
10,000,000 shares authorized, none
issued and outstanding	-	-

Class A Common Stock $.01 par value
45,000,000 shares authorized, none
issued and outstanding	-	-

Class B Common Stock par value $.01
5,000,000 shares authorized,
40,000 shares issued and outstanding	400	400

Additional Paid-In Capital	19,600	19,600

Stock Subcriptions Receivable	-	(20,000)

Deficit accumulated in the development stage	(64,558)	(13,534)

Total Stockholders' Deficit	(44,558)	(13,534)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$560,041	$-

The accompanying notes are an integral part of
these financial statements.

Z-II, Inc.
A Development Stage Company
Statements of Operations
(Unaudited)

				Cumulative
	Three Months	Nine Months	March 20, 2007	March 20, 2007
	Ended	Ended	(Inception) to	(Inception) to
	March 31, 2008	March 31, 2008	June 30, 2007	March 31, 2008

General and Administrative Expenses
Professional Fees	$20,271	$38,919	$13,534	$52,453
General and Administrative Expense	92	92	-	92

Loss from Operations	(20,363)	(39,011)	(13,534)	(52,545)

Other Income (Expense)
Interest Income	8,616	46,141		46,141
Interest Expense	(15,611)	(57,136)	-	(57,136)
Total Other Income (Expense)	(6,995)	(10,995)	-	(10,995)

Loss before provision for income taxes	(27,358)	(50,006)	(13,534)	(63,540)

Provision for income taxes	(1,018)	(1,018)	-	(1,018)

Net Loss	$(28,376)	$(51,024)	$(13,534)	$(64,558)

Primary and fully diluted earnings per share
Weighted average shares outstanding	40,000	35,200	-	25,608
Loss per share	$(0.71)	$(1.45)	$-	$(2.52)

The accompanying notes are an integral part of these financial statements.

Z-II, Inc.
A Development Stage Company
Statements of Cash Flows (Unaudited)

			Cumulative
	Nine Months	March 20, 2007	March 20, 2007
	Ended	(Inception) to	(Inception) to
	March 31, 2008	June 30, 2007	March 31, 2008

OPERATING ACTIVITIES
Net Loss	$(51,024)	$(13,534)	$(64,558)

Adjustments to reconcile Net Loss to net cash provided by operations:

Increases in (Reimbursement for) Expenses Paid on Behalf of the Company by Officer/Stockholder	(4,546)	13,534	8,988

Net cash used by Operating Activities	(55,570)	-	(55,570)

FINANCING ACTIVITIES
Proceeds received from Issuance of Notes
Payable to Officers/Stockholders	1,980,000	-	1,980,000

Repayments of Notes Payable to Officers/Stockholders	(1,400,000)	-	(1,400,000)

Increase in interest payable on Notes
Payable to Officers/Stockholders	15,611	-	15,611

Proceeds received on Issuance of Class B Common Stock to Founders	20,000	-	20,000

Net cash provided by Financing Activities	615,611	-	615,611

Net increase in cash & cash equivalents	560,041	-	560,041

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$560,041	$-	$560,041

The accompanying notes are an integral part of these financial statements.

ZII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Nine Months Ended March 31, 2008

Note 1.  Organization and Basis of Presentation:

Z-II, Inc. (the “Company”) was incorporated in the State of Delaware on March 20, 2007. The Company's fiscal year ends in June. Since inception it has been engaged in organizational efforts and securing initial financing. The Company was formed as a vehicle to pursue one or more business combination transactions, such as mergers or acquisitions (of assets or stock) of operating businesses and to date, has made no efforts to identify any possible business combination. As a result, it has not conducted negotiations or entered into a letter of intent concerning any business combination transaction. The Company's business purpose is to seek business combination transactions with one or more existing companies.

Based on its proposed business activities, Z-II is a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities, either debt or equity, until it has successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire one or more operating companies or businesses whose owners are seeking liquidity and the potential for capital appreciation. Its principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through one or more combinations with operating businesses rather than immediate, short-term earnings. The Company will not restrict its search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.

The accompanying interim financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto included in Form 10 Registration of Securities as amended filed with the SEC on March 14, 2008.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2008 and from inception through March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Liquidity

At March 31, 2008 the Company had $560,041 in cash and cash equivalents and total liabilities of $604,599, of which $24,599 was current and the balance, $580,000 consisted of long term notes payable. It had a working capital surplus of $535,442.

Until such time as it acquires an operating company, management believes its liquidity will provide sufficient working capital for its needs. If and when an operating company is acquired, the Company's liquidity needs will be re-evaluated and it may seek to supplement its primary capital, as necessary, with one or more lines of credit or other debt accommodations with one or more financial institutions or lenders. At March 31, 2008, other than loans from its founders (see Note 5) the Company had no such lines of credit or other outstanding debt obligations.

Note 2.  Summary of Significant Accounting Policies

Development Stage Entity Status

Currently, the Company earns revenue only from the investment of its cash and cash equivalent assets. It has no operating revenues.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

If and when one or more operating companies is acquired, management will be required to make estimates and such estimates may include, but are not limited to, revenue recognition on fixed fee contracts, allowance for doubtful accounts, impairment of goodwill and intangibles, depreciation and amortization, the fair value of equity securities underlying stock-based compensation, the fair value of acquired assets, purchase price allocations and the realize-ability of deferred tax assets and liabilities.

Fair Value of Financial Instruments

The Company's short-term financial instruments as of March 31, 2008 consisted of cash and cash equivalents, interest payable on notes payable to officers/stockholders and amounts due to officer/stockholder for expenses paid on behalf of the Company. The carrying amounts of all short-term financial instruments at March 31, 2008 were their actual values.

The Company's long-term financial instruments as of March 31, 2008 consisted of long term notes payable (see Note 5). The carrying amounts of all long-term financial instruments at March 31, 2008 were equivalent to the face amount of such instruments.

Revenue Recognition

Currently, the Company earns revenue only from the investment of its cash and cash equivalent assets. It has no operating revenues. For the period March 20, 2007 (inception) through March 31, 2008, the Company had no other revenues.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Income Taxes

The Company used the asset and liability method to calculate deferred tax assets and liabilities. Deferred taxes are recognized based on the differences between financial reporting and income tax bases of assets and liabilities using enacted income tax rates. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss Per Share

Basic (loss) per share excludes dilution and is computed by dividing net (loss) available to common shareholders by the weighted average number of shares of Common Stock outstanding for the period.

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. During the period from March 20, 2007 (Inception) to March 31, 2008, there were no potentially dilutive securities.

Note 3.  Recently Issued Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.” Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest. Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial statements but does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position, cash flows, or results of operations.

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the period from March 20, 2007 (inception) to March 31, 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company expects to file income tax returns in the U.S. federal jurisdiction, New York State and New York City.

Note 4.  Property and Equipment

As of March 31, 2008, the Company had no depreciable property and equipment.

Note 5.  Notes Payable to Officers/Stockholders

On August 2, 2007 the Company borrowed $1,980,000 from two stockholders in the amounts of $1,485,000 and $495,000, respectively. In connection with this borrowing, the Company issued notes representing unsecured obligations of the Company. The notes bear interest at 5 per cent per annum, payable quarterly beginning September 30, 2007, with principal due at maturity on December 31, 2012. On February 12, 2008, $1,050,000 was repaid to Further Lane Trust, LLC and $350,000 was repaid to Jack M. Rapport for an aggregate $1,400,000. The repayment of the loans was effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity substantially controlled directly or indirectly by David M. McCarthy, Further Lane Trust, LLC and Jack M. Rapport. As of March 31, 2008 $15,611 was due an payable on the two notes. This interest was subsequently paid to the note holders on April 8, 2008. Interest expense incurred on the notes amounted to $15,611 and $57,136 for the three months and nine months ended March 31, 2008, respectively, and $57,136 for the period from inception (March 20, 2007) to March 31, 2008.

Note 6.  Common Stock

The total number of shares of stock which the Corporation has authority to issue is 60,000,000 shares, divided into 45,000,000 shares of Class A Common Stock, par value $0.01 per share, 5,000,000 shares of Class B Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights are as described in the Company's Charter. In particular, Holders of Class B Common Stock have the right to convert their shares into Class A Common Stock. The Company’s Certificate of Incorporation also contains provision for the maintenance of the relative relationship between Class A and Class B holdings in the event of issuance of options or warrants, mergers or other such transactions. Holders of Class A Common Stock shall be entitled to one (1) vote per share, while holders of Class B Common Stock shall be entitled to ten (10) votes per share. Transfers of Class B Common Stock are restricted to certain specified transferees.

On August 2, 2007 the Company issued 40,000 shares of Class B Common Stock to the two shareholders described in the preceding paragraph. The aggregate sum paid for these shares was $20,000 as shown in the following table.

	Further Lane Trust, LLC	Jack M. Rapport	Total
Class B Common Stock, $.01 par value	$300	$100	$400
Additional Paid-in Capital	$14,700	$4,900	$19,600
Total	$15,000	$5,000	$20,000

At March 31, 2008, the 40,000 shares continue to be the only shares outstanding.

Note 7.  Employee Benefit Plans

As of March 31, 2008 the Company had no employee benefit plans.

Note 8.  Commitments and Contingencies

The Company may, from time to time, enter into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

Note 9.  Credit Risk

The only financial instruments that potentially subject the Company to credit risk are cash and cash equivalents. The Company places its excess cash in money-market instruments with institutions of high credit quality and therefore we believe we have minimal credit risk. However, these balances may, from time to time, exceed the Federal depository insurance coverage. Cash and cash equivalents held in one bank, JPMorgan Chase Bank, exceed federally insured limits by approximately $404,091 at March 31, 2008.

Note 10.  Income Taxes

The Company incurred New York State and New York City income taxes of $1,018 for the three month and nine month ended periods ended March 31, 2008, as well as the period from inception (March 20, 2007) to March 31, 2008. As of March 31, 2008 no amounts have been accrued for taxes that will be payable on June 30, 2008 with the state and local returns due by the Company for the year ended June 30, 2008..

Note 11.  Other Comments

The Company presently occupies office space provided by a relative of the Chief Executive Officer of the Company on a rent free basis.

Item 2 - Management's Discussion and Analysis and Plan of Operation

This report contains certain forward-looking statements and information relating to Z-II, Inc. ("Z-II" or the "Company") that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties including those identified in the “Risk Factors” section of the Company’s, Registration Statement on Form 10/A dated March 14, 2008. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

The following discussion should be read in conjunction with Z-II's audited Financial Statements and related Notes thereto included in its Registration on Form 10/A dated March 14, 2008, as filed with the Securities and Exchange Commission.

On February 4, 2008 the Securities and Exchange Commission adopted Release No. 33-8876 "Smaller Reporting Company Regulatory Relief and Simplification,” (Dec. 19, 2007), a new system of disclosure rules for smaller companies filing periodic reports and registration statements with the SEC. They replace the disclosure requirements formerly in the SEC’s Regulation S-B, which applied to “small business issuers,” under which definition the Company falls. Under the new system, smaller reporting companies will prepare and file their SEC reports and registration statements using the same forms as other SEC reporting companies, though the information required to be disclosed may differ. Eventually, there will be no special “small business” forms. Instead, smaller reporting companies will use standard forms like Forms 10-K and S-1 used by other companies. Under the new rules, the Company has the option to file its next annual report on Form 10-KSB or the standard Form 10-K and quarterly reports due before this annual report on Form 10-QSB or Form 10-Q. After the next annual report, all future annual and quarterly reports must be on the standard forms instead of the “SB” forms. The Company has elected to begin using Forms 10Q and 10-K from this report forward.

Plan of Operation

Z-II, Inc, (“Z-II”, or the “Company”) was incorporated as a vehicle to investigate and, if such investigation warrants, acquire one or more operating companies or businesses whose owners are seeking liquidity and the potential for capital appreciation. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through one or more combinations with one or more operating companies (individually, a "Target Company" and collectively, "Target Companies"). The Company does not intend to restrict its search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business. Investors in this offering will have an economic interest in the Company, however, they will not have any decision-making rights, including whether or not the Company should acquire a Target Company, as control of the Company will be in the hands of Z-II's founders.

Z-II will seek to add value to a Target Company by providing leadership and management, contribute and help raise additional capital and establish such controls, procedures and practices as will allow the combined entity to realize its potential and maximize shareholder value.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the Company's officers and directors. They have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In their efforts to analyze potential Target Companies or businesses, they will consider, among others, the following factors:

(i)  potential for growth, indicated by new technology, anticipated market expansion or new products;

(ii)  competitive position as compared to other firms of similar size and experience within the relevant industry segment as well as within the industry as a whole;

(iii)  strength and diversity of management, either in place or scheduled for recruitment;

(iv)  capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(v)  the cost of participation by Z-II as compared to the perceived tangible and intangible values;

(vi)  the extent to which the business opportunities can be advanced;

(vii)  the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(viii) other relevant factors that the Company may identify.

In applying the foregoing criteria, no one of which will be controlling, Z-II's management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital it may not discover or adequately evaluate adverse facts about any opportunity evaluated or, ultimately, any transaction consummated.

During the three month period ended March 31, 2008 the Company's officers participated in discussions with potential Target Companies but did not enter into any contract or memorandum of understanding with respect to a transaction.

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the Company's respective needs and desires and the promoters of the opportunity, and the Company's relative negotiating strength and that of such promoters.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for third party professionals, accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, these costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the related costs incurred.

Based on our proposed business activities, Z-II is a “blank check” company. The Securities and Exchange Commission defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, as amended, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 under the Securities Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities, either debt or equity, until it has successfully concluded a business combination transaction. Z-II intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Results of Operations

The Company was founded on March 20, 2007 and at March 31, 2007 had no operations, assets, liabilities or capital. A comparison of the results of the three months ended March 31, 2008 with the period from inception through March 31, 2007 would therefore not be meaningful and has thus been omitted from this report.

For the three months ended March 31, 2008 the Company had no operating revenues and incurred $20,363 in professional fees and administrative expenses, resulting in a loss from operations of $20,363. The Company incurred interest expense of $15,611 which was offset partially by interest income of $8,616 resulting in net interest expense of $6,995. The Company paid $1,018 in Federal and State Income taxes in the quarter. Thus, the Company had a net loss for the three months ended March 31, 2008 of $28,376.

For the nine months ended March 31, 2008, the Company had no operating revenues and incurred $39,011 in professional fees and administrative expenses resulting in a loss from operations of $39,011. The Company incurred interest expense of $46,141 which was offset partially by interest income of $57,136 resulting in net interest expense of $10,995. The Company paid $1,018 in Federal and State Income taxes during the period. Thus, the Company had a net loss for the nine months ended March 31, 2008 of $51,024.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no other changes to our critical accounting policies, which are described in Registration Statement on Form 10 submitted to the SEC on January 15, 2008, as amended, during the three months ended March 31, 2008. There were no items presented in the Company's financial statements that required the significant use of management estimates.

Liquidity and Capital Resources

As of March 31, 2007 and for the period from March 20, 2007 (inception) through March 31, 2007, the Company had no assets or liabilities and no cash flows from any source.

As of March 31, 2008, the Company had cash and cash equivalents of $560,041 and a working capital surplus of $535,442. For the nine months ended March 31, 2008, the Company used $55,570 of cash for operations.

At March 31, 2008, the Company had no long-term debt other than the notes payable to Officers/Stockholders. The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts. The sources of liquidity and capital resources are loans from stockholders and cash in banks.

On February 12, 2008 we repaid $1,050,000 to Further Lane Trust, LLC and $350,000 to Jack M. Rapport for an aggregate $1,400,000. The repayments on these loans were effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity controlled directly or indirectly by David M. McCarthy, Further Lane Trust, LLC and Jack M. Rapport. These repayments notwithstanding, during the next 12 months, despite anticipated costs related to the filing of Exchange Act reports, and consummating one or more business combination transactions, we believe we will be able to meet our funding requirements through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d) of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended March 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1 Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z-II, INC.

Dated: May 13, 2008	/s/ David M. McCarthy
David M. McCarthy, Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2008	/s/ Jack M. Rapport
Jack M. Rapport, Chief Financial Officer
(Principal Accounting and Financial Officer)