Form 10-K
period 2008-06-30
Z-II, Inc.
filed 2008-09-29
CIK 1423818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File Number: 000-53014

Z-II, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0612552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

244 East 32nd Street, Ste. B, New York, NY 10016

 (Address of principal executive offices)

(212) 576-1515

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well known seasonal issuer, as defined in Rule 405 of the Securities Act    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large Accelerated	☐	Non-accelerated Filer	☐
(do not check if a smaller reporting company)
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third quarter was $0.

Shares outstanding as of September 25, 2008, were:

Outstanding at September 25, 2008
CLASS A Common stock $.01 Par Value	0
CLASS B Common stock $.01 Par Value	40,000

Z-II, INC.

Z-II, INC.

PART I

ITEM 1.  BUSINESS

Disclosure Regarding Forward Looking Statements:

This report contains certain forward-looking statements and information relating to Z-II, Inc. (“we”, "Z-II" or the "Company") that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties including those identified in the “Risk Factors” section of the Company’s Registration Statement on Form 10/A dated March 14, 2008. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

Z-II, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware on March 20, 2007. We were formed as a vehicle to pursue one or more business combination transactions, such as mergers or acquisitions (of assets or stock) of operating businesses and to date, have made continuous efforts to identify possible business combination transactions. We have, however, not entered into a letter of intent concerning any business combination transaction.

Based on our business activities, we are a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination transaction. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire one or more operating companies or businesses whose owners are seeking liquidity and the potential for capital appreciation. Our principal business objective has been and will continue to be to achieve long-term growth potential through one or more combinations with operating companies or businesses rather than immediate, short-term earnings. We will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential target companies or businesses, we will consider, among others, the following factors:

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

(v) The cost of participation by us as compared to the perceived tangible and intangible values;

(vi) The extent to which the business opportunities can be advanced;

(vii) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(viii) Other relevant factors that we identify.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital we may not discover or adequately evaluate adverse facts about any opportunity evaluated or, ultimately, any transaction consummated.

FORM OF ACQUISITION

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires and the promoters of the opportunity, and our relative negotiating strength and that of such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of our Class A Common Stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(l) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, our then-existing stockholders would, in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, our then-existing stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial dilution to the equity of our then-existing stockholders.

If we were to pursue a “tax-free” reorganization as described above, our then-existing stockholders would not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by our stockholders.

In the case of an acquisition of stock or assets not involving a statutory merger or consolidation directly involving us, the transaction may be accomplished upon the sole determination of management without any vote or approval by our stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of our outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so that no stockholder approval is required.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for third party professionals, accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We presently have no employees apart from the officers named in “Item 5 - Directors, Executive Officers and Control Persons,” included elsewhere herein. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until a business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination transaction.

ITEM 2.  PROPERTIES

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities. The Company presently occupies office space provided by a relative of the Chief Executive Officer of the Company on a rent free basis.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not registered under the securities laws of any state or other jurisdiction, and, accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination transaction with an operating business and, thereafter, file a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 because we qualify as a “shell company” under the Securities Act. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that we will reinvest any funds available for payment of dividends to further our business strategy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with Z-II's audited Financial Statements and related Notes thereto included elsewhere in this report. This section also contains forward-looking statements and is subject to the Disclosure Regarding Forward-Looking Statements in Part I of this report.

Plan of Operation

Z-II was incorporated as a vehicle to investigate and, if such investigation warrants, acquire one or more operating companies or businesses whose owners are seeking liquidity and the potential for capital appreciation. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through one or more combinations with one or more operating companies (individually, a "Target Company" and collectively, "Target Companies"). We do not intend to restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business. Investors in this offering will have an economic interest in the Company, however, they will not have any decision-making rights, including whether or not we should acquire a Target Company, as control of the Company will be in the hands of our founders.

We will seek to add value to a Target Company by providing leadership and management, contribute and help raise additional capital and establish such controls, procedures and practices as will allow the combined entity to realize its potential and maximize shareholder value.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have wide flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential Target Companies or businesses, we will consider, among others, the following factors:

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

In applying the foregoing criteria, no one of which will be controlling, we will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital it may not discover or adequately evaluate adverse facts about any opportunity evaluated or, ultimately, any transaction consummated.

During the fiscal year ended June 30, 2008 we participated in discussions with potential Target Companies but did not enter into any contract or memorandum of understanding with respect to a transaction.

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the Company's respective needs and desires and the promoters of the opportunity, and our relative negotiating strength and that of such promoters.

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

Based on our proposed business activities, Z-II is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, as amended, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 under the Securities Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. We may undertake efforts to cause a market to develop in the Company's securities and if so, we intend to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Results of Operations

The Company was founded on March 20, 2007 and through June 30, 2007 had no operations or capital. We did however incur professional fees of $13,534 up to that date but we had no other expense or revenues. Currently, the Company earns revenue only from the investment of its cash and cash equivalent assets. We have no operating revenues.

Although we are a shell company with no business operations, the costs of regulatory compliance for companies registered with the SEC are significant. Virtually all of our expenditures were related the maintenance of our status as an S.E.C. registrant and the filing of Exchange Act reports.

For the fiscal year ended June 30, 2008 the Company had no operating revenues and incurred $69,586 in professional fees and administrative expenses, resulting in a loss from operations of $(69,586). The Company incurred interest expense of $62,106 which was offset partially by interest income of $47,036 resulting in net interest expense of $15,070. The Company paid $1,091 in Federal and State Income taxes during the year. Thus, the Company had a net loss for the fiscal year ended June 30, 2008 of $(85,747).

Currently, the Company earns revenue only from the investment of its cash and cash equivalent assets. It has no operating revenues.

Liquidity and Capital Resources

As of June 30, 2007 and for the period from March 20, 2007 (inception) through June 30, 2007, the Company had no assets or liabilities and no cash flows from any source. As of June 30, 2007, we had a working capital deficiency of $13,534.

As of June 30, 2008, the Company had cash and cash equivalents of $21,223 and a working capital surplus of $719. During the year, the Company used $83,747 of cash for operations.

At June 30, 2008, the Company had no long-term debt other than the notes payable to Officers/Stockholders. The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts. The sources of liquidity and capital resources are loans from stockholders and cash in banks.

On February 12, 2008 we repaid $1,050,000 to Further Lane Trust, LLC and $350,000 to Jack M. Rapport for an aggregate $1,400,000. The repayments on these loans were effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity controlled directly or indirectly by David M. McCarthy, Further Lane Trust, LLC and Jack M. Rapport.

On May 27, 2008 we repaid $375,000 to Further Lane Trust, LLC and $125,000 to Jack M. Rapport for an aggregate $500,000. The repayments of these loans were effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity controlled directly or indirectly by David M. McCarthy, Further Lane Trust, LLC and Jack M. Rapport. These repayments notwithstanding, during the next 12 months, despite anticipated costs related to the filing of Exchange Act reports, and consummating one or more business combination transactions, we believe we will be able to meet our funding requirements through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Inflation

Inflation has not had a significant impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Z-II, INC.

We have audited the accompanying balance sheets of Z-II, Inc. (a development stage company) as of June 30, 2008 an 2007 and the related statement of operations, cash flows and statement of stockholders’ deficit for the year ended June 30, 2008, the first fiscal year from March 20, 2007 (inception) to June 30, 2007 and for the period from March 20, 2007 (inception) to June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z-II, Inc. as of June 30, 2008 and 2007 and the results of its operations, cash flows and changes in stockholders’ deficit for the year ended June 30, 2008, the first fiscal year from March 20, 2007 (inception) to June 30, 2007 and for the period from March 20, 2007 (inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

KBL, LLP
Forest Hills, New York
September 29, 2008

Z-II, Inc.
A Development Stage Company
Balance Sheets

	June 30,	June 30,
	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$21,223	$-
Prepaid Expenses	466	-
TOTAL CURRENT ASSETS, representing total assets	$21,688	$-

LIABILITIES & EQUITY

Liabilities
Current Liabilities
Amounts Due for Expenses Paid on Behalf of the Company by Officer/Stockholder	$-	$13,534
Accounts Payable - Legal Fees	16,000	-
Interest Payable on Notes Payable to Officers/Stockholders	4,969	-
Total Current Liabilities	20,969	13,534

Long Term Liabilities
Notes payable to officers/stockholders	80,000	-

Total Liabilities	100,969	13,534

Stockholders' Deficit

Preferred Stock $.01 par value 10,000,000 shares authorized, none issued and outstanding	-	-

Class A Common Stock $.01 par value 45,000,000 shares authorized, none issued and outstanding	-	-

Class B Common Stock par value $.01 5,000,000 shares authorized, 40,000 shares issued and outstanding at June 30, 2008 and to be issued at June 30, 2007	400	400

Additional Paid-In Capital	19,600	19,600

Stock Subcriptions Receivable	-	(20,000)

Deficit accumulated in the development stage	(99,281)	(13,534)

Total Stockholders' Deficit	(79,281)	(13,534)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$21,688	$-

The accompanying notes are an integral part of these financial statements.

Z-II, Inc.
A Development Stage Company
Statements of Operations

			Cumulative
	For the fiscal year	March 20, 2007	March 20, 2007
	ended	(Inception) to	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

General and Administrative Expenses
Professional Fees	$69,321	$13,534	$82,855
General and Administrative Expense	265	-	265

Loss from Operations	(69,586)	(13,534)	(83,120)

Other Income (Expense)
Interest Income	47,036		47,036
Interest Expense	(62,106)	-	(62,106)
Total Other Income (Expense)	(15,070)	-	(15,070)

Loss before provision for income taxes	(84,656)	(13,534)	(98,190)

Provision for income taxes	1,091	-	1,091

Net Loss	$(85,747)	$(13,534)	$(99,281)

Primary and fully diluted earnings per share
Weighted average shares outstanding	40,000	-	28,401
Loss per share	$(2.14)	-	$3.50

The accompanying notes are an integral part of these financial statements.

Z-II, Inc.
A Development Stage Company
Statements of Cash Flows

			Cumulative
	For the Fiscal	March 20, 2007	March 20, 2007
	Year Ended	(Inception) to	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

OPERATING ACTIVITIES
Net Loss	$(85,747)	$(13,534)	$(99,281)

Adjustments to reconcile Net Loss to net cash used by operations:

Increase in prepaid expenses	(465)		(465)

Increase in accounts payable	16,000	-	16,000

Increase in interest payable on Notes Payable to Officers/Stockholders	4,969	-	4,969

Increases in (Reimbursement for) Expenses Paid on Behalf of the Company by Officer/Stockholder	(13,534)	13,354	-

Net cash used by Operating Activities	(78,777)	-	(78,777)

FINANCING ACTIVITIES
Proceeds received from Issuance of Notes Payable to Officers/Stockholders	1,980,000	-	1,980,000

Repayment of Notes Payable to Officers/Stockholders	(1,900,000)		(1,900,000)

Proceeds received on Issuance of Class B Common Stock to Founders	20,000	-	20,000

Net cash provided by Financing Activities	100,000	-	100,000

Net increase in cash & cash equivalents	21,223	-	21,223

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$21,223	$-	$21,223

The accompanying notes are an integral part of these financial statements.

Z-II, Inc.
A Development Stage Company
Statement of Stockholders' Deficit
For the Fiscal Years Ended June 30, 2007 and 2008 and from Inception (March 20, 2007) through June 30, 2008

				Deficit
				Accumulated
			Additional	During the	Stock
	Class B Common Stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total

Balance, March 20, 2007 (Inception)	-	$-	$-	$-	$-	$-

Subscription of Class B Common Stock to be issued to Founders (issued August 2, 2007)	40,000	400	19,600		(20,000)	-

Net loss – inception to June 30, 2007				(13,534)		(13,534)

Balance, June 30, 2007	40,000	$400	$19,600	$(13,534)	$(20,000)	$(13,534)

Collection of Subscription received on August 2, 2007					20,000	20,000

Net loss – July 1, 2007 to June 30, 2008				(85,747)		(85,747)

Balance, June 30, 2008	40,000	$400	$19,600	$(99,281)	$-	$(79,281)

The accompanying notes are an integral part of these financial statements.

ZII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Fiscal Year Ended June 30, 2008

Note 1.  Organization and Basis of Presentation:

Z-II, Inc. (the “Company”) was incorporated in the State of Delaware on March 20, 2007. Since inception it has been engaged in organizational efforts, securing initial financing and because the Company was formed as a vehicle to pursue one or more business combination transactions, such as mergers or acquisitions (of assets or stock) of operating businesses, in attempting to identify a possible business combination. While during the course of the year the Company has been in discussions with various operating companies with which to combine, it did not enter into any contract or memorandum of understanding with respect to a transaction

Based on its proposed business activities, Z-II is a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities, either debt or equity, until it has successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Liquidity

At June 30, 2008 the Company had $21,233 in cash and cash equivalents and total liabilities of $100,969 of which $20,969 was current and the balance, $80,000, consisted of long term notes payable. It had a working capital surplus of $719.

Until such time as it acquires an operating company, management believes its liquidity will provide sufficient working capital for its needs. If and when an operating company is acquired, the Company's liquidity needs will be re-evaluated and it may seek to supplement its primary capital, as necessary, with one or more lines of credit or other debt accommodations with one or more financial institutions or lenders. At June 30, 2008, other than loans from its founders (see Note 5) the Company had no such lines of credit or other outstanding debt obligations.

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

Fair Value of Financial Instruments

The Company's short-term financial instruments as of June 30, 2008 consisted of cash and cash equivalents, interest payable on notes payable to officers/stockholders and amounts due to officer/stockholder for expenses paid on behalf of the Company. The carrying amounts of all short-term financial instruments at June 30, 2008 were their actual values.

The Company's long-term financial instruments as of June 30, 2008 consisted of long term notes payable (see Note 5). The carrying amounts of all long-term financial instruments at June 30, 2008 were equivalent to the face amount of such instruments.

Revenue Recognition

Currently, the Company earns revenue only from the investment of its cash and cash equivalent assets. It has no operating revenues. For the period March 20, 2007 (inception) through June 30, 2008, the Company had no other revenues.

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

Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. During the period from March 20, 2007 (Inception) to June 30, 2008, there were no potentially dilutive securities.

Note 3.  Recently Issued Accounting Pronouncements:

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

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

Note 4.  Property and Equipment

As of June 30, 2008, the Company had no depreciable property and equipment.

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

On May 27, 2008 the Company repaid $375,000 to Further Lane Trust, LLC and $125,000 to Jack M. Rapport for an aggregate $500,000. The repayments of these loans were effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity controlled directly or indirectly by David M. McCarthy, Further Lane Trust, LLC and Jack M. Rapport.

As of June 30, 2008 $4,969 of interest was due and payable on the two notes.

During the year ended June 30, 2008 and also for the period from inception (March 20, 2007) to June 30, 2008 the Company has incurred interest expense of $46,579 to Further Lane Trust, LLC and $15,526 to Jack M. Rapport.

Effective July 1, 2008, new notes were executed for the remaining balances aggregating $80,000. The new notes are substantially identical in terms to the original notes, except that they no longer bear interest.

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

At September 25, 2008, the 40,000 shares continue to be the only shares outstanding.

Note 7.  Employee Benefit Plans

As of June 30, 2008 the Company had no employee benefit plans.

Note 8.  Commitments and Contingencies

The Company may, from time to time, enter into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

Note 9.  Credit Risk

The only financial instruments that potentially subject the Company to credit risk are cash and cash equivalents. The Company places its excess cash in money-market instruments with institutions of high credit quality and therefore we believe we have minimal credit risk. However, these balances may, from time to time, exceed the Federal depository insurance coverage. Cash and cash equivalents held in one bank, JPMorgan Chase Bank, did not exceed federally insured limits at June 30, 2008.

Note 10.  Income Taxes

The Company incurred New York State and New York City income taxes of $1,091 for the fiscal year ended June 30, 2008, as well as the period from inception (March 20, 2007) to June 30, 2008. As of June 30, 2008 no amounts have been accrued for taxes that will be payable on June 30, 2008 with the state and local returns due by the Company for the year ended June 30, 2008.

In accordance with FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the period from March 20, 2007 (inception) to June 30, 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company expects to file income tax returns in the U.S. federal jurisdiction, New York State and New York City.

The Company has net operating loss carry forwards of approximately $99,000 which expire through 2028. The deferred tax asset arising from the loss carry forwards is approximately $39,000 and, because of the uncertainty of its realization, has been fully reserved against.

Note 11.  Other Comments

The Company presently occupies office space provided by a relative of the Chief Executive Officer of the Company on a rent free basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Z-II, Inc. carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rule of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and office of each director and executive officer of the Company as of June 30. 2008. Each officer serves at the discretion of the board of directors, but generally for a one-year term. The periods during which such persons have served in such capacities are indicated in the description of business experience of such person below.

Name	Age	Position

David M. McCarthy	43	Director, Chief Executive Officer

Jack M. Rapport	55	Director, Chief Financial
		Officer, Secretary

David M. McCarthy

Mr. McCarthy is the founder of Z-II, Inc. and has been Chief Executive Officer and a Director of the Company since its inception in March 2007. Since September 2006, he has also served as Managing Director of The Birkhill Group, LLC, a privately-held financial advisory firm based in New York. Prior to founding the Company, from December 2000 through his retirement in December 2005, Mr. McCarthy served as Chief Executive Officer of Zanett, Inc., a publicly-held information technology services company. In 1993 Mr. McCarthy co-founded the Zanett Securities Corporation, which was engaged in investment banking and the provision of financial advisory services to small and medium sized public companies. He served as a Principal of Zanett Securities Corporation until he co-founded Zanett, Inc. in 2000. Prior to 1993 Mr. McCarthy was a Wall Street securities broker trading derivatives and other financial instruments as a principal and for clients. Mr. McCarthy holds a Bachelor's degree from the University of Massachusetts.

Jack M. Rapport

Mr. Rapport was elected as a Director and Chief Financial Officer of Z-II, Inc. in April 2007. From February 2006 to March 18, 2008 he served as President of Zanett, Inc., a publicly-held information technology services company. Previously, Mr. Rapport was the Chief Financial Officer of Zanett, Inc. from April 2001 through January 2006. Before joining Zanett, Mr. Rapport served as a financial and business executive in both public and private corporate settings including: Bank of America and Manufacturers Hanover Trust Co. (now, J.P. Morgan Chase,) where he rose to the positions in international corporate and merchant banking of Vice President and Executive Director, respectively; Blue Cross and Blue Shield of Maryland, where he served both as Treasurer and subsequently, as Vice President - Corporate Development, and at The Pharmacy Fund, Inc., where he was Executive Vice President and Chief Financial Officer. In these capacities he was instrumental in raising, using a wide variety structures and techniques, both debt and equity capital from the public and private markets. He has also managed debt and equity investment portfolios and was instrumental in establishing financial policies, controls and systems for several development stage ventures as well as established operating companies. Mr. Rapport was the founder of Matrix Care Corporation, a managed care company, Whitehall Capital Associates, Ltd., a finance company designed to meet the working capital needs of small to medium-sized healthcare providers, and Wyndham Capital Management, Ltd., a private investment advisory company. Educated in Economics as a member of the Dartmouth College Class of ’74, Mr. Rapport also holds an MBA from Golden Gate University.

Code of Ethics

On June 26, 2008 at a special meeting of the Board of Directors the Company adopted a comprehensive Code of Ethics Policy that applies to all directors, officers and future employees of the Company. The Code is attached to this Report as Exhibit 14.

Corporate Governance

As the Company has no operations and only two, non-independent directors who are also the Company's only officers, no Audit, Compensation or Nominating Committees have been formed or are operational. At such time as the Company undertakes a business combination or becomes operational, the two Directors plan to add directors and officers as may be needed to effect proper governance under the provisions of the Sarbanes Oxley Act of 2002 and such rules as have been promulgated thereunder or are otherwise extant in the regulations of the Securities and Exchange Commission.

During the fiscal year ended June 30, 2008, three Board of Directors meetings were held as discussed elsewhere in this filing.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the timely filing of reports of ownership and changes in ownership with the Securities and Exchange Commission by the Company’s directors, certain of its officers and persons who own more than ten percent (10%) of the Company’s common stock.

Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments there to furnished to it with respect to its most recent fiscal year, as well as any written representation received by the Company from the reporting person regarding no Form 5 filing being required, the Company believes that all filings under Section 16(a) for the fiscal year 2006 were timely made, except that:

•	A Form 3 was filed by Mr. Rapport on April 14, 2008 with respect to shares of Class B Common Stock obtained on March 14, 2008.

•	A Form 3 was filed by Mr. McCarthy on April 14, 2008 with respect to shares of Class B Common Stock obtained on March 14, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Neither of the Company's officers or directors has received any cash remuneration since inception. They will not receive any remuneration until the consummation of a business combination transaction. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to the Company's affairs.

It is possible that, if the Company successfully consummates a business combination transaction with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of its management for the purposes of providing services to the surviving entity. However, an informal policy has been adopted whereby the offer of any post-transaction employment to members of management will not be a consideration in its decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of employees has been adopted.

There are no understandings or agreements regarding compensation management will receive after a business combination transaction that is required to be included in this report, or otherwise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 25, 2008 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Class B Common Stock	Jack M. Rapport c/o Z-II, Inc. 244 E. 32nd St., Ste. B New York, NY	10,000 Shares	25%
Class B Common Stock	Further Lane Trust, LLC (A) c/o Z-II, Inc. 244 E. 32nd St. Ste. B New York, NY	30,000 Shares	75%

(A) beneficially owned by David McCarthy, the Chief Executive Officer and a Director of the Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Further Lane, Inc. and Further Lane Trust, LLC

David M. McCarthy, the Company’s Chief Executive Officer and a director of the Company, is the sole Director, sole stockholder and Chief Executive Officer of Further Lane, Inc., a Delaware corporation that is the Managing Member of Further Lane Trust, LLC, the holder of 75% of the Company’s Class B Common Stock.

On August 2, 2007 the Company borrowed $1,980,000 from Further Lane Trust, LLC and Jack M. Rapport in the amounts of $1,485,000 and $495,000, respectively. In connection with this borrowing, the Company issued notes representing unsecured obligations of the Company. The notes bear interest at 5 per cent per annum, payable quarterly beginning September 30, 2007, with principal due at maturity on December 31, 2012. On February 12, 2008 $1,050,000 was repaid to Further Lane Trust, LLC and $350,000 was repaid to Jack M. Rapport for an aggregate $1,400,000. The repayment of the loans was effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity substantially controlled directly or indirectly by David M. McCarthy, Further lane Trust, LLC and Jack M. Rapport. On May 27, 2008 $375,000 to Further Lane Trust, LLC and $125,000 to Jack M. Rapport was repaid for an aggregate $500,000. The repayments of these loans were effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity controlled directly or indirectly by David M. McCarthy, Further Lane Trust, LLC and Jack M. Rapport.

On June 25, 2008 a special meeting of the Company's Board of Directors was held and it was resolved that the Company should terminate the payment of interest on the promissory notes after June 30, 2008. As the lenders are also the Directors of the Company, agreement was reached and new promissory notes with identical terms except with respect to interest were drawn and executed by the parties.

As of June 30, 2008 an aggregate of $4,969, representing interest from January 1, 2008 through June 30, 2008 was due and payable on the notes.

During the year ended June 30, 2008 and also for the period from inception (March 20, 2007) to June 30, 2008 the Company has incurred interest expense of $46,579 to Further Lane Trust, LLC and $15,526 to Jack M. Rapport.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table represents fees for professional audit services rendered by KBL, LLP for the audit of the Company’s annual financial statements for the years ended June 30, 2008 and 2007 and fees billed for other services rendered by KBL, LLP during those periods.

	Fiscal 2008	Fiscal 2007

Audit fees	$28,500	$0
Audit related fees	0	0
Tax fees	800	0
All other fees	0	0
Total	$28,500	$0

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KBL, LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-related Fees consist of fees billed for assurances and other services not explicitly related to the performance of the audit or review of the company’s consolidated financial statements and are not reported under “Audit Fees”. This category includes fees related to the Company’s registration statements, review of proxy statements and accounting research.

Auditor’s time on task

All of the work undertaken by KBL,LLP on the Company's June 30, 2008 and 2007 audits were attributed to work performed by KBL, LLP’s employees and consultants.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a) Exhibits

EXHIBIT NO	DESCRIPTION

2.1 (1)	Certificate of Incorporation

2.2 (1)	By-Laws

3.1 (2)	Promissory Note dated July 1, 2008 issued by the Company to Further Lane Trust, LLC

3.2 (2)	Promissory Note dated July 1, 2008 issued by the Company to Jack M. Rapport

14 (2)	Code of Ethics

31.1 (2)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 (2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1 (3)	Certification by the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adapted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (3)	Certification by the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adapted by Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form 10/A, as filed on March 14, 2008.
(2) Filed herewith
(3) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z-II, INC.

Dated: September 29, 2008	/s/ David M. McCarthy
David M. McCarthy, Chief Executive Officer
(Principal Executive Officer)

Dated: September 29, 2008	/s/ Jack M. Rapport
Jack M. Rapport, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

EXHIBIT NO	DESCRIPTION

2.1 (1)	Certificate of Incorporation

2.2 (1)	By-Laws

3.1 (2)	Promissory Note dated July 1, 2008 issued by the Company to Further Lane Trust, LLC

3.2 (2)	Promissory Note dated July 1, 2008 issued by the Company to Jack M. Rapport

14 (2)	Code of Ethics

31.1 (2)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 (2)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1 (3)	Certification by the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adapted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (3)	Certification by the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adapted by Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form 10/A, as filed on March 14, 2008.
(2) Filed herewith
(3) Furnished herewith