Form 10-Q
period 2008-09-30
Z-II, Inc.
filed 2008-11-18
CIK 1423818

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

000-53014

(Commission File No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding at November 18, 2008
CLASS A Common stock $.01 Par Value	0
CLASS B Common stock $.01 Par Value	40,000

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION	3

Item 1 - Financial Statements.	3

Balance Sheets as of September 30, 2008 (unaudited) and June 30, 2008	3

Statements of Operations for the three months ended September 30, 2008 (unaudited) and 2007 (unaudited) and from March 20, 2007 (inception) to September 30, 2008 (unaudited)	4

Statements of Cash Flows for the three months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited) and from March 20, 2007 (inception) to September 30, 2008 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis, Plan of Operation and Results of Operations	11

Item 4(T) - Controls and Procedures.	13

PART II OTHER INFORMATION	14

Item 6 – Exhibits.	14

Signatures	15

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

Z-II, Inc.
A Development Stage Company
Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$14,643	$21,223
Prepaid Expenses	466	465
TOTAL CURRENT ASSETS, representing total assets	$15,108	$21,688

LIABILITIES & EQUITY

Liabilities
Current Liabilities
Accounts Payable -Professional Fees	$30,700	$16,000
Interest Payable on Notes Payable to Officers/Stockholders	4,969	4,969
Total Current Liabilities	35,669	20,969

Long Term Liabilities
Notes payable to officers/stockholders	80,000	80,000

Total Liabilities	115,669	100,969

Stockholders' Deficit

Preferred Stock $.01 par value 10,000,000 shares authorized, none issued and outstanding	-	-

Class A Common Stock $.01 par value 45,000,000 shares authorized, none issued and outstanding	-	-

Class B Common Stock par value $.01 5,000,000 shares authorized, 40,000 shares issued and outstanding at September 30, 2008 and and at June 30, 2008	400	400

Additional Paid-In Capital	19,600	19,600

Deficit accumulated in the development stage	(120,561)	(99,281)

Total Stockholders' Deficit	(100,561)	(79,281)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$15,108	$21,688

The accompanying notes are an integral part of
these financial statements.

Statements of Operations
(Unaudited)

			Cumulative
	For the three months		March 20, 2007
	ended		(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

General and Administrative Expenses
Professional Fees	$20,700	$966	$103,555
General and Administrative Expense	-	-	265

Loss from Operations	(20,700)	(966)	(103,820)

Other Income (Expense)
Interest Income	20	12,403	47,056
Interest Expense	-	(16,225)	(62,106)
Total Other Income (Expense)	20	(3,822)	(15,050)

Loss before provision for income taxes	(20,680)	(4,788)	(118,870)

Provision for income taxes	600	-	1,691

Net Loss	$(21,280)	$(4,788)	$(120,561)

Primary and fully diluted earnings per share Weighted average shares outstanding	40,000	25,652	30,303
Loss per share	$(0.53)	$(0.19)	$(3.98)

The accompanying notes are an integral part of
these financial statements.

Z-II, Inc.
A Development Stage Company
Statements of Cash Flows
(Unaudited)

			Cumulative
	For the three months		March 20, 2007
	ended		(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

OPERATING ACTIVITIES
Net Loss	$(21,280)	$(4,788)	$(120,561)

Adjustments to reconcile Net Loss to net cash provided by (used by) operations:

Increase in prepaid expenses	-	-	(465)

Increase in accounts payable	14,700	-	30,700

Increase in interest payable on Notes
Payable to Officers/Stockholders	-	16,225	4,969

Increases in (Reimbursement for) Expenses Paid
on Behalf of the Company by Officer/Stockholder	-	966	-

Net cash provided by (used by) Operating Activities	(6,580)	12,403	(85,357)

FINANCING ACTIVITIES
Proceeds received from Issuance of Notes
Payable to Officers/Stockholders	-	1,980,000	1,980,000

Repayment of Notes Payable to Officers/Stockholders			(1,900,000)

Proceeds received on Issuance of Class B Common Stock to Founders	-	20,000	20,000

Net cash provided by Financing Activities	-	2,000,000	100,000

Net increase in cash & cash equivalents	(6,580)	2,012,403	14,643

Cash and cash equivalents at beginning of period	21,223	-	-

Cash and cash equivalents at end of period	$14,643	$2,012,403	$14,643

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-	$57,136
Cash paid for income taxes	$600	$-	$1,691

The accompanying notes are an integral part of these financial statements.

ZII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Three Months Ended September 30, 2008

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire one or more operating companies or businesses whose owners are seeking liquidity and the potential for capital appreciation. Its principal business objective is to achieve long-term growth potential through one or more combinations with operating businesses rather than immediate, short-term earnings. The Company will not restrict its search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.

The accompanying interim financial statements have been prepared by the Company without audit, in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the SEC and therefore do not include all information and notes normally provided in the annual financial statements and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC on September 29, 2008.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2008 and from inception through September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Liquidity

At September 30, 2008 the Company had $14,643 in cash and cash equivalents and total liabilities of $115,669, of which $35,669 was current and the balance, $80,000 consisted of long term notes payable. It had a working capital deficit of ($20,561).

Until such time as the Company completes a business combination transaction, management intends to fund its operations as needed through additional borrowings from its shareholders. If and when a business combination transaction is completed, the Company’s liquidity needs will be re-evaluated and it may seek to supplement its primary capital, as necessary, with one or more lines of credit or other debt accommodations with one or more financial institutions or lenders. At September 30, 2008, other than loans from its founders (see Note 5), the Company had no such lines of credit or other outstanding debt obligations.

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

If and when one or more business combination transactions are completed, management will be required to make estimates, and such estimates may include, but are not limited to, revenue recognition on fixed fee contracts, allowance for doubtful accounts, impairment of goodwill and intangibles, depreciation and amortization, the fair value of equity securities underlying stock-based compensation, the fair value of acquired assets, purchase price allocations and the realize-ability of deferred tax assets and liabilities.

Fair Value of Financial Instruments

The Company's short-term financial instruments as of September 30, 2008 consisted of cash and cash equivalents, interest payable on notes payable to officers/stockholders and amounts due to officer/stockholder for expenses paid on behalf of the Company. The carrying amounts of all short-term financial instruments at September 30, 2008 were their actual values.

The Company's long-term financial instruments as of September 30, 2008 consisted of long term notes payable (see Note 5). The carrying amounts of all long-term financial instruments at September 30, 2008 were equivalent to the face amount of such instruments.

Revenue Recognition

Currently, the Company earns revenue only from the investment of its cash and cash equivalent assets. It has no operating revenues. For the period from March 20, 2007 (inception) through September 30, 2008, the Company had no other revenues.

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

Loss Per Share

Basic (loss) per share excludes dilution and is computed by dividing net (loss) available to holders of common stock by the weighted average number of shares of common stock outstanding for the period.

Diluted earnings per share is computed by dividing income available to holders of common stock by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities. During the period from March 20, 2007 (inception) to September 30, 2008, there were no potentially dilutive securities.

Note 3.  Recently Issued Accounting Pronouncements:

 In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the three and nine months ended September 30, 2008.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact of this standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. " SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on the Company's financial position, results of operations or cash flows.

Note 4. Property and Equipment

As of September 30, 2008, the Company had no depreciable property and equipment.

Note 5. Notes Payable to Officers/Stockholders

On August 2, 2007 the Company borrowed and aggregate $1,980,000 from two stockholders in the amounts of $1,485,000 and $495,000, respectively. In connection with this borrowing, the Company issued notes representing unsecured obligations of the Company. The notes bear interest at 5 per cent per annum, payable quarterly beginning September 30, 2007, with principal due at maturity on December 31, 2012. On February 12, 2008, $1,050,000 was repaid to Further Lane Trust, LLC and $350,000 was repaid to Jack M. Rapport for an aggregate repayment of $1,400,000. The repayment of the loans was effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity substantially controlled directly or indirectly by David M. McCarthy, Further Lane Trust, LLC and Jack M. Rapport.

On May 27, 2008 the Company repaid an additional $375,000 to Further Lane Trust, LLC and $125,000 to Jack M. Rapport for an aggregate repayment of $500,000. The repayments of these loans were effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity controlled directly or indirectly by David M. McCarthy, Further Lane Trust, LLC and Jack M. Rapport.

Effective July 1, 2008, new notes were executed for the remaining balances aggregating $80,000. The new notes are substantially identical in terms to the original notes, except that they no longer bear interest.

As of September 30 and June 30, 2008 $4,969 of interest was accrued and upaid on the two notes.

During the three months ended September 30, 2008 the Company incurred no interest expense on these notes. For the three months ended September 30, 2007, the Company incurred and aggregate of $16, 225 of interest expense on these notes. For the period from inception (March 20, 2007) to September 30, 2008 the Company incurred interest expense of $46,579 to Further Lane Trust, LLC and $15,526 to Jack M. Rapport for a total of $62,105.

Note 6. Common Stock

The total number of shares of stock which the Corporation has authority to issue is 60,000,000 shares, divided into 45,000,000 shares of Class A Common Stock, par value $0.01 per share, 5,000,000 shares of Class B Common Stock, par value $0.01 per share, and 10,000,000 shares of Preferred Stock, par value $0.01 per share. The powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights are as described in the Company’s certificate of incorporation. In particular, holders of Class B Common Stock have the right to convert their shares into Class A Common Stock. The Company’s certificate of incorporation also contains provision for the maintenance of the relative relationship between Class A and Class B holdings in the event of issuance of options or warrants, mergers or other such transactions. Holders of Class A Common Stock shall be entitled to one (1) vote per share, while holders of Class B Common Stock shall be entitled to ten (10) votes per share. Transfers of Class B Common Stock are restricted to certain specified transferees.

On August 2, 2007 the Company issued 40,000 shares of Class B Common Stock to the two shareholders described in Note 5 above. The aggregate sum paid for these shares was $20,000 as shown in the following table.

	Further Lane Trust, LLC	Jack M. Rapport	Total
Class B Common Stock, $.01 par	$300	$100	$400
Additional Paid-in Capital	$14,700	$4,900	$19,600
Total	$15,000	$5,000	$20,000

At November 18, 2008, the 40,000 shares of Class B Common Stock continue to be the only shares of the Company’s equity securities outstanding.

Note 7.  Employee Benefit Plans

As of September 30, 2008 the Company had no employee benefit plans.

Note 8.  Commitments and Contingencies

The Company may, from time to time, enter into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

Note 9.  Credit Risk

The only financial instruments that potentially subject the Company to credit risk are cash and cash equivalents. The Company places its excess cash in money-market instruments with institutions of high credit quality and therefore we believe we have minimal credit risk with respect to such instruments. However, these balances may, from time to time, exceed the federal depository insurance coverage. Cash and cash equivalents held in one bank, JPMorgan Chase Bank, did not exceed federally insured limits at September 30, 2008.

Note 10.  Income Taxes

The Company incurred New York State and New York City income taxes of $600 for the three month period ended September 30, 2008 and $1,691 for the period from inception (March 20, 2007) to September 30, 2008. As of September 30, 2008 no amounts have been accrued for taxes that will be payable on June 30, 2009 with the state and local returns due by the Company for the year ending June 30, 2009.

In accordance with FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the period from March 20, 2007 (inception) to June 30, 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company expects to file income tax returns in the U.S. federal jurisdiction, New York State and New York City.

The Company has net operating loss carry forwards of approximately $121,000 which expire through 2029. The deferred tax asset arising from the loss carry forwards is approximately $48,000 and, because of the uncertainty of its realization, has been fully reserved against.

Note 11.  Other Comments

The Company presently occupies office space provided by a relative of the Chief Executive Officer of the Company on a rent free basis.

Item 2 - Management's Discussion and Analysis and Plan of Operation

This report contains certain forward-looking statements and information relating to Z-II, Inc. ("Z-II", “we”, “our” or the "Company") that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on the Company; and other risks and uncertainties including those identified in the “Risk Factors” section of the Company’s, Registration Statement on Form 10/A dated March 14, 2008. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

The following discussion should be read in conjunction with Z-II’s audited Financial Statements and related Notes thereto in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission (“SEC”) dated September 29, 2008.

Plan of Operation

Z-II was incorporated as a vehicle to investigate and, if such investigation warrants, acquire one or more operating companies or businesses whose owners are seeking liquidity and the potential for capital appreciation. The Company's principal business objective for the next 12 months and beyond is to achieve long-term growth potential through one or more combinations with one or more operating companies (individually, a "Target Company" and collectively, "Target Companies"). We do not intend to restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business. Investors in this offering will have an economic interest in the Company, however, they will not have any decision-making rights, including whether or not we should acquire a Target Company, as control of the Company will be in the hands of our founders.

We will seek to add value to a Target Company by providing leadership and management, contributing and helping to raise additional capital and establish such controls, procedures and practices as will allow the combined entity to realize its potential and maximize shareholder value.

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

During the three months ended September 30, 2008 we participated in discussions with potential Target Companies but did not enter into any contract or memorandum of understanding with respect to a transaction.

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the Company's respective needs and desires and the promoters of the opportunity, and our relative negotiating strength and that of such promoters.

We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for third party professionals, accountants, attorneys and others. If we decide not to participate in a specific business opportunity, these costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the related costs incurred.

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

Results of Operations

Three months ended September 30, 2008 versus three months ended September 30, 2007

For the three months ended September 30, 2008 we had no operating revenues and incurred $20,700 in professional fees, resulting in a loss from operations of $20,700. For the three months ended September 30, 2007 we, similarly, had no revenues but incurred professional fees of $966 and had a loss from operations of $966. The higher professional fees for the current period were primarily as a result of higher accounting fees associated with the Company’s public status, whereas professional fees incurred in the three months ended September 30, 2007 were primarily for continuing legal support. For the three months ended September 30, 2007, we earned interest income of $20 and since the amendment to the notes payable to officers/stockholders eliminating interest took effect on July 1, 2008, we had no interest expense. During the three months ended September 30, 2007 we had interest income of $12,403 offset by interest expense of $16,225 resulting in net interest expense of $3,822. We paid $600 in state and local income taxes in the quarter ended September 30, 2008 versus no taxes paid for the comparable period in 2007. We had a net loss for the three months ended September 30, 2008 of $21,280. For the three months ended September 30, 2007, our net loss was $4,788. Loss per share was $.53 for the three months ended September 30, 2008 as compared to $.19 for the three months ended September 30, 2007.

Inception (March 20, 2007) to September 30, 2008

We are still in development stage and have earned no revenues since inception but we incurred $103,820 in professional fees and administrative expense, resulting in a cumulative loss from operations of $103,820. Cumulative interest income was $47,056 offset by interest expense of $62,106, resulting in net interest expense of $15,050. The cumulative loss before provision for taxes was $118,870. Total taxes paid since inception were $1,691 resulting in a cumulative after tax loss of $120,561.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no other changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended June 30, 2008 during the three months ended September 30, 2008. There were no items presented in the Company's financial statements that required the significant use of management estimates.

Liquidity and Capital Resources

As of September 20, 2008 we had $14,643 in cash and cash equivalents. Current liabilities, represented by $30,700 in professional fees payable and $4,969 in interest payable to Officers/Stockholders for a total $35,669, resulted in a working capital deficit of $20,561. Until such time as we acquire an operating company, we intend to fund operations as needed through additional borrowings from our shareholders. If and when an operating company is acquired, our liquidity needs will be re-evaluated and we may seek to supplement our primary capital, as necessary, with one or more lines of credit or other debt accommodations with one or more financial institutions or lenders. At September 30, 2008, other than loans from our founders (see Note 5 to the unaudited financial statements included elsewhere in this report) we had no such lines of credit or other outstanding debt obligations.

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

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Section 13a-15(e) of the the Exchange Act, that are designed to ensure that information required to be disclosed under the reporting requirements of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the disclosure controls and procedures of the Company pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended September 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description.

3.1 (1)	Certificate of Incorporation.

3.2 (1)	By-Laws.

31.1 (2)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2 (2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

(1) Incorporated by reference to the Company’s Registration Statement on Form 10/A, as filed on March 14, 2008.
(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z-II, INC.

Dated: November 18, 2008	/s/ David M. McCarthy
David M. McCarthy, Chief Executive Officer
(Principal Executive Officer)

Dated: November 18, 2008	/s/ Jack M. Rapport
Jack M. Rapport, Chief Financial Officer
(Principal Accounting and Financial Officer)