Form 10-Q
period 2008-12-31
Z-II, Inc.
filed 2009-02-12
CIK 1423818

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008 or

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding at February 11, 2009
CLASS A Common stock $.01 Par Value	0
CLASS B Common stock $.01 Par Value	40,000

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION	3

Item 1 - Financial Statements.	3

Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008	3

Statements of Operations for the three months ended December 31, 2008 (unaudited) and 2007 (unaudited), for the six months ended December 31, 2008 (unaudited) and 2007 and from March 20, 2007 (inception) to December 31, 2008 (unaudited)	4

Statements of Cash Flows for the six months ended December 31, 2008 (unaudited) and 2007 (unaudited) and from March 20, 2007 (inception) to December31, 2008 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis, Plan of Operation and Results of Operations	11

Item 4(T) - Controls and Procedures.	13

PART II OTHER INFORMATION	14

Item 6 – Exhibits.	15

Signatures	16

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Z-II, Inc.
A Development Stage Company
Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$3,407	$21,223
Prepaid Expenses	465	465
TOTAL CURRENT ASSETS, representing total assets	$3,872	$21,688

LIABILITIES & EQUITY

Liabilities
Current Liabilities
Accounts Payable -Professional Fees	$5,131	$16,000
Interest Payable on Notes Payable to Officers/Stockholders	4,969	4,969
Total Current Liabilities	10,100	20,969

Long Term Liabilities
Notes payable to officers/stockholders	102,000	80,000

Total Liabilities	112,100	100,969

Stockholders' Deficit

Preferred Stock $.01 par value 10,000,000 shares authorized, none issued and outstanding	-	-

Class A Common Stock $.01 par value 45,000,000 shares authorized, none issued and outstanding	-	-

Class B Common Stock par value $.01 5,000,000 shares authorized, 40,000 shares issued and outstanding at December 31, 2008 and at June 30, 2008	400	400

Additional Paid-In Capital	19,600	19,600

Stock Subcriptions Receivable	-	-

Deficit accumulated in the development stage	(128,228)	(99,281)

Total Stockholders' Deficit	(108,228)	(79,281)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$3,872	$21,688

The accompanying notes are an integral part of these financial statements.

Z-II, Inc.
A Development Stage Company
Statements of Operations
(Unaudited)

	For the three months		For the six months		Cumulative
	ended		ended		March 20, 2007
					(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008

General and Administrative Expenses
Professional Fees	$7,717	$17,682	$28,417	$18,648	$111,272
General and Administrative Expense	(50)	-	(50)	-	215

Loss from Operations	(7,667)	(17,682)	(28,367)	(18,648)	(111,487)

Other Income (Expense)
Interest Income	-	25,121	20	37,524	47,056
Interest Expense	-	(25,300)	-	(41,525)	(62,106)
Total Other Income (Expense)	-	(179)	20	(4,001)	(15,050)

Loss before provision for income taxes	(7,667)	(17,861)	(28,347)	(22,649)	(126,537)

Provision for income taxes	-	-	600	-	1,691

Net Loss	$(7,667)	$(17,861)	$(28,947)	$(22,649)	$(128,228)

Primary and fully diluted earnings per share
Weighted average shares outstanding	40,000	40,000	40,000	32,826	31,669
Loss per share	$(0.19)	$(0.45)	$(0.72)	$(0.69)	$(4.05)

The accompanying notes are an integral part of these financial statements.

Z-II, Inc.
A Development Stage Company
Statements of Cash Flows
(Unaudited)

			Cumulative
	For the six months		March 20, 2007
	ended		(Inception) to
	December 31, 2008	December 31, 2007	December 31,2008

OPERATING ACTIVITIES
Net Loss	$(28,947)	$(22,649)	$(128,228)

Adjustments to reconcile Net Loss to net cash used by operations:

Increase in prepaid expenses	-	-	(466)

Increase (decrease) in accounts payable	(10,869)	12,682	5,131

Increase in interest payable on Notes Payable to Officers/Stockholders	-	-	4,969

Increases in (Reimbursement for) Expenses Paid on Behalf of the Company by Officer/Stockholder	-	(13,534)	-

Net cash provided by (used by) Operating Activities	(39,816)	(23,501)	(118,593)

FINANCING ACTIVITIES
Proceeds received from Issuance of Notes Payable to Officers/Stockholders	22,000	1,980,000	2,002,000

Repayment of Notes Payable to Officers/Stockholders			(1,900,000)

Proceeds received on Issuance of Class B Common Stock to Founders	-	20,000	20,000

Net cash provided by Financing Activities	22,000	2,000,000	122,000

Net increase in cash & cash equivalents	(17,816)	1,976,499	3,407

Cash and cash equivalents at beginning of period	21,223	-	-

Cash and cash equivalents at end of period	$3,407	$1,976,499	$3,407

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-	$57,136
Cash paid for income taxes	$600	$-	$1,691

The accompanying notes are an integral part of these financial statements.

ZII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Six Months Ended December 31, 2008

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which consist of normal and recurring adjustments) necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ended December 31, 2008 and from inception through December 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Liquidity

At December 31, 2008 the Company had $3,407 in cash and cash equivalents and total liabilities of $112,100, of which $10,100 was current and the balance, $102,000 consisted of long term notes payable. It had a working capital deficit of ($6,228).

Until such time as the Company completes a business combination transaction, management intends to fund its operations as needed through additional borrowings from its shareholders. If and when a business combination transaction is completed, the Company’s liquidity needs will be re-evaluated and it may seek to supplement its primary capital, as necessary, with one or more lines of credit or other debt accommodations with one or more financial institutions or lenders. At December 31, 2008, other than loans from its founders (see Note 5), the Company had no such lines of credit or other outstanding debt obligations.

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

Fair Value of Financial Instruments

The Company's short-term financial instruments as of December 31, 2008 consisted of cash and cash equivalents, interest payable on notes payable to officers/stockholders and amounts due to officer/stockholder for expenses paid on behalf of the Company. The carrying amounts of all short-term financial instruments at December 31, 2008 were their actual values.

The Company's long-term financial instruments as of December 31, 2008 consisted of long term notes payable (see Note 5). The carrying amounts of all long-term financial instruments at December 31, 2008 were equivalent to the face amount of such instruments.

Revenue Recognition

Currently, the Company earns revenue only from the investment of its cash and cash equivalent assets. It has no operating revenues. For the period from March 20, 2007 (inception) through December 31, 2008, the Company had no other revenues.

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

Diluted earnings per share is computed by dividing income available to holders of common stock by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities. During the period from March 20, 2007 (inception) to December 31, 2008, there were no potentially dilutive securities.

Note 3. Recently Issued Accounting Pronouncements:

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the three and six months ended December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for our fiscal year beginning July 1, 2009. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. " SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning July 1, 2009. We have not yet determined the impact of adopting SFAS 160 on the Company's financial position, results of operations or cash flows.

Note 4. Property and Equipment

As of December 31, 2008, the Company had no depreciable property and equipment.

Note 5. Notes Payable to Officers/Stockholders

On August 2, 2007 the Company borrowed an aggregate $1,980,000 from two stockholders in the amounts of $1,485,000 and $495,000, respectively. In connection with this borrowing, the Company issued notes representing unsecured obligations of the Company. The notes bear interest at 5 per cent per annum, payable quarterly beginning September 30, 2007, with principal due at maturity on December 31, 2012. On February 12, 2008, $1,050,000 was repaid to Further Lane Trust, LLC and $350,000 was repaid to Jack M. Rapport for an aggregate repayment of $1,400,000. The repayment of the loans was effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity substantially controlled directly or indirectly by David M. McCarthy, Further Lane Trust, LLC and Jack M. Rapport.

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

On October 9th, 21st and November 25th, 2008 Further Lane Trust, LLC and Jack M. Rapport loaned the Company an aggregate of $22,000 as shown in the following table:

Date	Loan from Further Lane Trust, LLC	Loan from Jack M. Rapport	Total

October 9, 2008	$5,000	$5,000	$10,000
October 21, 2008	$2,500	$2,500	$5,000
November 25, 2008	$3,500	$3,500	$7,000
Total	$11,000	$11,000	$22,000

Notes were issued in connection with these loans with terms substantially identical to those issued on July 1, 2008. These loans were effectuated by a direct transfer of funds to The Birkhill Group, LLC, an entity controlled directly or indirectly by David M. McCarthy, Further Lane Trust, LLC and Jack M. Rapport. As of December 31, 2008 an aggregate $102,000 was due and outstanding in notes payable to these two stockholders, $71,000 due to Further Lane Trust and $31,000 due to Jack M. Rapport.

As of December 31 and June 30, 2008 $4,969 of interest was accrued and unpaid on the two notes.

During the three months ended December 31, 2008 the Company incurred no interest expense on these notes. For the three months ended December 31, 2007, the Company incurred an aggregate of $25,300 of interest expense on these notes. For the six months ended December 31, 2008 the Company incurred no interest expense on these notes. For the six months ended December 31, 2007 the Company incurred an aggregate of $41,525 of interest expense on these notes. For the period from inception (March 20, 2007) to December 31, 2008 the Company incurred interest expense of $46,579 to Further Lane Trust, LLC and $15,526 to Jack M. Rapport for a total of $62,105.

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

At February 11, 2009, the 40,000 shares of Class B Common Stock continue to be the only shares of the Company’s equity securities outstanding.

Note 7. Employee Benefit Plans

As of December 31, 2008 the Company had no employee benefit plans.

Note 8. Commitments and Contingencies

The Company may, from time to time, enter into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate. Historically, the Company has not incurred any significant costs related to performance under these indemnities.

Note 9. Credit Risk

The only financial instruments that potentially subject the Company to credit risk are cash and cash equivalents. The Company places its excess cash in money-market instruments with institutions of high credit quality and therefore we believe we have minimal credit risk with respect to such instruments. However, these balances may, from time to time, exceed the federal depository insurance coverage. Cash and cash equivalents held in the company's two commercial banks, JPMorgan Chase Bank and Bank of America, did not exceed federally insured limits at December 31, 2008.

Note 10. Income Taxes

The Company incurred New York State and New York City income taxes of $0 and $600 for the three and six month periods ended December 31, 2008 and $1,691 for the period from inception (March 20, 2007) to December 31, 2008. As of December 31, 2008 no amounts have been accrued for taxes that will be payable on June 30, 2009 with the state and local returns due by the Company for the year ending June 30, 2009.

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

The Company has net operating loss carry forwards of approximately $130,000 which expire through 2029. The deferred tax asset arising from the loss carry forwards is approximately $50,000 and, because of the uncertainty of its realization, has been fully reserved against.

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

During the six months ended December 31, 2008 we participated in discussions with potential Target Companies but did not enter into any contract or memorandum of understanding with respect to a transaction.

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

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007

For the three months ended December 31, 2008 we had no operating revenues and incurred $7,667 in general and administrative expenses, which principally consisted of professional fees, resulting in a loss from operations of $7,667. For the three months ended December 31, 2007 we, similarly, had no revenues but incurred professional fees of $17,682 and had a loss from operations of $17,682. For the three months ended December 31, 2008, we earned no interest income and since the amendment to the notes payable to officers/stockholders eliminating interest took effect on July 1, 2008, we had no interest expense. During the three months ended December 31, 2007 we had interest income of $25,121 offset by interest expense of $25,300 resulting in net interest expense of $179. We paid no state and local income taxes in either the quarter ended December 31, 2008 or the quarter ended December 31, 2007. We had a net loss for the three months ended December 31, 2008 of $7,667. For the three months ended December 31, 2007, our net loss was $17,861. Loss per share was $ 0.19 for the three months ended December 31, 2008. Loss per share was $0.45 for the three months ended December 31, 2007.

Six months ended December 31, 2008 compared to six months ended December 31, 2007

For the six months ended December 31, 2008 we had no operating revenues and incurred $28,367 in general and administrative expenses, which principally consisted of professional fees, resulting in a loss from operations of $28,367. For the six months ended December 31, 2007 we, similarly, had no revenues but incurred professional fees of $18,648 and had a loss from operations of $18,648. The higher professional fees for the current period were primarily as a result of higher accounting fees associated with the Company’s public status, whereas professional fees incurred in the six months ended December 31, 2007 were primarily for continuing legal support. For the six months ended December 31, 2008, we had $20 of earned interest income and since the amendment to the notes payable to officers/stockholders eliminating interest took effect on July 1, 2008, we had no interest expense. During the six months ended December 31, 2007 we had interest income of $37,524 offset by interest expense of $41,525 resulting in net interest expense of $4,001. Provision for income taxes consisted solely of minimum taxes imposed by state and local taxing authorities, and was $600 for the six months ended December 31, 2008. We paid no state and local income taxes in the six months ended December 31, 2007. We had a net loss for the six months ended December 31, 2008 of $28,947. For the six months ended December 31, 2007, our net loss was $22,649. Loss per share was $0.72 for the six months ended December 31, 2008 . The loss per share was $0.69 for the six months ended December 31, 2007.

Inception (March 20, 2007) to December 31, 2008

We are still in development stage and have earned no revenues since inception but we incurred $111,487 in professional fees and administrative expense, resulting in a cumulative loss from operations of $111,487. Cumulative interest income was $47,056 offset by interest expense of $62,106, resulting in net interest expense of $15,050. The cumulative loss before provision for taxes was $126,537. Total taxes paid since inception was $1,691 resulting in a cumulative after tax loss of $128,228.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

There were no other changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended June 30, 2008 during the six months ended December 31, 2008. There were no items presented in the Company's financial statements that required the significant use of management estimates.

Liquidity and Capital Resources

As of  December 31, 2008 we had $3,407 in cash and cash equivalents, and $466 in prepaid expenses. Current liabilities, represented by $5,131 in professional fees payable and $4,969 in interest payable to Officers/Stockholders for a total $10,100, resulted in a working capital deficit of $6,228. Until such time as we acquire an operating company, we intend to fund operations as needed through additional borrowings from our shareholders. If and when an operating company is acquired, our liquidity needs will be re-evaluated and we may seek to supplement our primary capital, as necessary, with one or more lines of credit or other debt accommodations with one or more financial institutions or lenders. At December 31, 2008, other than loans from our founders (see Note 5 to the unaudited financial statements included elsewhere in this report) we had no such lines of credit or other outstanding debt obligations.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Z-II, INC.

Dated: February 12, 2009	/s/ David M. McCarthy
David M. McCarthy, Chief Executive Officer
(Principal Executive Officer)

Dated: February 12, 2009	/s/ Jack M. Rapport
Jack M. Rapport, Chief Financial Officer
(Principal Accounting and Financial Officer)